Form 10-K
period 2008-12-31
Dynamic Acquisition Inc.
filed 2009-04-15
CIK 1451008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission File Number: 000-53517

Dynamic Acquisition Inc.

Delaware	80-0260679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Scarsdale Avenue Scarsdale, NY (Address of principal executive offices)	10583 (Zip Code)

Registrant’s telephone number, including area code 914-672-0285

Title of each class	Name of each exchange on which registered
___________________________________________________	__________________________________________________

___________________________________________________	__________________________________________________

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                      ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes                      ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒ Yes                      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes                      ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter Not Applicable

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes                      ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2008, 1,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I—FINANCIAL INFORMATION

[See General Instruction G(2)]

Item 1. Business.

(A)  BUSINESS DEVELOPMENT

        Dynamic Acquisition Inc. ("we", "us", "our","Issuer," the "Company" or the "Registrant") was incorporated in the State of Delaware on August 28, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

(B)  BUSINESS OF ISSUER

       The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, as amended, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

       The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (or NYSE), NASDAQ, FINRA, American Stock Exchange (or AMEX), and the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

       We intend to either retain an equity interest (common stock) in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening .

Item 1B. Unresolved Staff Comments.

N/A

Item 2. Properties.

The Company does not own any properties. The Company currently occupies space at 24 Scarsdale Avenue, Scarsdale, NY 10583; office space used by the Company President and Sole Shareholder to conduct day to day business. This space is equal to approximately 400 square feet of the total 2,000 square feet at that location. Since October 2008, the rent is $250 per month. We have no lease and have an oral month-to-month agreement with the leaseholder of the space. The space is adequate for the current needs of the Company. If the month-to-month tenancy was to end, we would be able to move our operations without a significant disruption of operations.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and the Registrant does not know nor is it aware of any legal proceedings threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

As of September 30, 2008, there was 1 record holder of the Company's Common Stock.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable  future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company was incorporated on August 28, 2008. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2008, nor for the period August 28, 2008, (inception) to December 31, 2008 and has no operations as of the date of this filing.

General and administrative expenses were $8,184 for the three months ended December 31, 2008, and were $9,076 for the period August 28, 2008 (inception) to December 31, 2008. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $8,184 for the fourth fiscal quarter, and a net loss of $9,076 for the period August 28, 2008 (inception) to December 31, 2008.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

During the next 12 months we anticipate incurring costs related to:

a)    filing of Exchange Act reports,

b)    costs relating to a private equity offering of shares of our Common Stock, and

c)    costs relating to consummating an acquisition.

We have financed our activities to date from loans from our sole Stockholder. We believe we will be able to meet costs anticipated to be incurred in the next 12 months through additional amounts as necessary to be loaned to or invested in us by our stockholders, management or other investors. The report of our independent registered public accounting firm, Stan J.H. Lee, CPA, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the fiscal period covered by this report ("Evaluation Date"), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, the Company’s President and sole shareholder concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our President and sole shareholder, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing adequate internal controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of the Company’s President and sole shareholder, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President and sole shareholder concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 9B. Other Information.

None.

PART III

[See General Instruction G(3)]

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Joseph Russo	47	President, Chief Financial Officer, Secretary, and Director

Joseph Russo, age 47, has been the President, Chief Financial Officer, Secretary and Director of Dynamic Acquisition Inc., a Delaware corporation, since its inception on August 28, 2008. From 2001 to 2009, Mr. Russo has been the President of Dynamic Market Initiatives Inc., where he assists numerous companies with their public relations campaigns. From 1999 to 2009, Mr. Russo has been the Senior Project Manager for Cognotec Inc., where he planned all of the software and hardware updates, deployed trading applications for some of the largest banks in the United States. In 1985 and in 1997, Mr. Russo successfully passed the National Association of Securities Dealers (NASD) Series 7 and Series 63, Registered Representative examinations.

Code of Ethics

The Company has adopted a Code of Ethics and is filed herewith as an exhibit.

Item 11. Executive Compensation.

The Company's President, Secretary and sole Director has not received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a Director in such capacity. The Company's sole officer and Director intends to devote a limited amount of time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may  desire to employ or retain our sole officer and Director for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to our management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the  company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this item, or otherwise.

Bonuses and Deferred Compensation.

None.

Compensation Pursuant to Plans.

None.

Director Compensation.

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's sole Director as of the end of December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2008 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Joseph Russo (1)	1,000,000	100%
24 Scarsdale Avenue
Scarsdale, New York 10583

All Officers and Directors as a group (one individual)	1,000,000	100%

(1)   Joseph Russo is the CEO/President, CFO, Secretary and sole Director of the Company.

(2)   All shares are owned directly and of record and such stockholder has sole voting, investment, and dispositive power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 24, 2008, the Company issued 1,000,000 restricted shares of its common stock to Joseph Russo in exchange for incorporation fees, annual resident agent fees in the State of Delaware, and developing our business concept and plan. All shares were considered issued at their par value ($.0001 per share). Mr. Russo, the sole officer and director of the Company, is the sole shareholder of Dynamic Acquisition Inc. With respect to the sales made to Mr. Russo, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Joseph Russo, the Company's sole officer and director (its original incorporator), has paid all expenses incurred by the Company, which includes only resident agent fees, basic state and local fees and taxes. On a going forward basis, Mr. Russo has committed to taking responsibility for all expenses incurred by the Company through the date of completion of a business transaction described in Item 1 of this Form 10-12G. However, this may be subject to change moving forward as we enter negotiations with various parties and/or entities who may become responsible for some or all of the expenses of a business transaction.

We utilize the office space and equipment of our stockholder on a month to month basis at a rental rate of $250 per month. Management estimates such amounts to be immaterial.

During the fiscal year ended December 31, 2008, Joseph Russo, the sole officer and sole Director of the Company, has advanced funds in the aggregate amount of $8,326 to the Company to cover cash requirements.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

The sole Director of the Company would not be deemed independent under the independence standards applicable to the Company. The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar  functions.

Item 14. Principal Accounting Fees and Services.

Furnish the information required by Item 9(e) of Schedule 14A (§240. 14a- 101 of this chapter).

1) Audit Fees - The fees incurred for the fiscal year ending December 31, 2008 (the first fiscal year of our Company's existence) for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $1,250

2) Audit-Related Fees. $0

3) Tax Fees. $0

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

3. Exhibits

14.1	Code of Ethics

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

DYNAMIC ACQUISITION INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of December 31, 2008	F-3

Statement of Operations for the period
August 28, 2008 (date of inception) to December 31, 2008	F-4

Statement of Changes in Stockholder’s Equity for
the period August 28, 2008 (date of inception) to December 31, 2008	F-5

Statement of Cash Flows for the period
August 28, 2008 (date of inception) to December 31, 2008	F-6

Notes to Financial Statements	F-7 - F-9

Stan J.H. Lee, CPA
2160 North Central Rd Suite 203 t Fort Lee t NJ 07024
P.O. Box 436402 t San Ysidrot  CA 92143-9402
619-623-7799 t Fax 619-564-3408 t stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynamic Acquisition Inc.

We have audited the accompanying balance sheet of Dynamic Acquisition Inc. (the Company), a development stage company, as of December 31, 2008 and the related statements of operations, changes in stockholder’s equity, and cash flows for the period August 28, 2008 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Acquisition Inc., a development stage company, as of December 31, 2008 and the results of its operations and its cash flows for the period August 28, 2008 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA

February 7, 2009
Fort Lee, NJ

Registered with the Public Company Accounting Oversight Board
Member of New Jersey Society of Certified Public Accountants

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Balance Sheet

December 31, 2008
ASSETS

Current assets
Cash and cash equivalents	$976

Total current assets	976

Other assets	-

Total assets	$976

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Payable to shareholder	$750

Total current liabilities	750

Other liabilities	-

Total liabilities	750

Stockholder’s equity
Common stock, $.0001 par value: 100,000,000 shares
authorized, 1,000,000 shares issued and outstanding	100
Additional paid-in capital	9,202
Deficit accumulated during the development stage	(9,076)

Total stockholder’s equity	226

Total liabilities and stockholder’s equity	$976

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Statement of Operations

For the Period August 28, 2008 (Inception) to December 31, 2008

Revenues
$-

Expenses
General and administrative	9,076

Total expenses	9,076

Net loss	$(9,076)

Net loss per common share, basic and diluted	$(0.01)

Weighted average number of shares outstanding, basic and diluted	785,714

See notes to financial statements

DYNAMIC ACQUISITION INC.
(A Development Stage Company)
Statement of Changes in Stockholder’s Equity
For the Period August 28, 2008 (Inception) to December 31, 2008

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder’s Equity
	Shares	Amount

Issuance of common stock for cash in September 24, 2008	1,000,000	$100	$-	$-	$100

Capital contributions	-	-	9,202	-	9,202

Net loss for the period August 28, 2008 to December 31, 2008	-	-	-	(9,076)	(9,076)

Balance, December 31, 2008	1,000,000	$100	$9,202	$(9,076)	$226

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Statement of Cash Flows

For the Period August 28, 2008 (Inception) to December 31, 2008
Cash flows from operating activities:
Net loss	$(9,076)

Net cash used in operating activities	(9,076)

Cash flows from investing activities:	-

Cash flows from financing activities:
Proceeds from sale of common stock	100
Capital contributions	9,202
Payable to shareholder	750
Net cash provided by financing activities	10,052

Net increase in cash	976

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$976

Supplemental disclosures of cash flow information:
Interest paid	$-

Income taxes paid	$-

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Period August 28, 2008 (Inception) to December 31, 2008

NOTE 1 – ORGANIZATION

Dynamic Acquisition Inc. (the “Company”) was incorporated in the State of Delaware on August 28, 2008.  The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.  The Company has not commenced planned principal operations.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

At December 31, 2008, the Company had working capital and stockholder’s equity of $226.  For the period August 28, 2008 (inception) to December 31, 2008, the Company incurred a net loss of $9,076.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash and cash equivalents – For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Period August 28, 2008 (Inception) to December 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents, which approximate fair value because of their short maturity.

Income taxes – Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per common share – Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

Concentration of credit risk – The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains its cash balance with one financial institution, in the form of a demand deposit account.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period August 28, 2008 to December 31, 2008, rent payable to the Company’s president and director (the “Stockholder”) was $750 for the use of his business office.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock. In September 24, 2008, the Company sold 1,000,000 shares of its common stock at a price of $.0001 per share, or $100 total, to the Stockholder.  As of December 31, 2008, 1,000,000 common shares are issued and outstanding. Up to December 31, 2008, the Stockholder made additional capital contributions to the Company of $9,202.  The Company is also authorized to issue 10,000,000 shares of preferred stock and none is issued and outstanding as of December 31, 2008.

DYNAMIC ACQUISTION INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period August 28, 2008 (Inception) to December 31, 2008

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At December 31, 2008, deferred tax assets consist of:

Net operating loss carryforward	$3,086
Less valuation allowance	(3,086)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $3,086 attributable to the future utilization of the $9,076 net operating loss carryforward as of December 31, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $9,076 expires in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

SIGNATURES

[See General Instruction D]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	Dynamic Acquisition Inc.

	By:	/s/ Joseph Russo
Name: Joseph Russo
Title: President, Chief Financial Officer, Secretary, and Director

Pursuant to the requirements of theSecurities Exchange Actof1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Russo	President, Chief Financial Officer,	April 15, 2009
Joseph Russo	Secretary, and Director