Form 10-Q
period 2009-03-31
Dynamic Acquisition Inc.
filed 2009-05-15
CIK 1451008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Dynamic Acquisition Inc.

(Exact name of registrant as specified in the Charter)

Delaware	000-53517	80-0260679
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

24 Scarsdale Ave  Scarsdale, New York  10583
 (Address of Principal Executive Offices)

(Address of Principal Executive Offices)

914-672-0285

 (Issuer Telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒         No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, par value $0.0001	1,000,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$976	$976

Total current assets	976	976

Other assets	-	-

Total assets	$976	$976

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Payable to shareholder	$-	$750

Total current liabilities	-	750

Other liabilities	-	-

Total liabilities	-	750

Stockholder’s equity
Common stock, $.0001 par value: 100,000,000 shares
authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	16,703	9,202
Deficit accumulated during the development stage	(15,827)	(9,076)

Total stockholder’s equity	976	226

Total liabilities and stockholder’s equity	$976	$976

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Statements of Operations

	Three months ended March 31, 2009	Period August 28, 2008 (Inception) to March 31, 2009

Revenues
	$-	$-

Expenses
General and administrative	6,751	15,827

Total expenses	6,751	15,827

Net loss	$(6,751)	$(15,827)

Net loss per common share, basic and diluted	$(0.01)

Weighted average number of shares outstanding, basic and diluted	1,000,000

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Statements of Cash Flows

	Three months ended March 31, 2009	Period August 28, 2008 (Inception) to March 31, 2009
Cash flows from operating activities:
Net loss	$(6,751)	$(15,827)

Net cash used in operating activities	(6,751)	(15,827)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	100
Capital contributions	7,501	16,703
Payable to shareholder	(750)	-
Net cash provided by financing activities	6,751	16,803

Net increase in cash	-	976

Cash and cash equivalents, beginning of period	976	-

Cash and cash equivalents, end of period	$976	$976

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and for the Period
August 28, 2008 (Inception) to March 31, 2009

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008.

NOTE 2 – ORGANIZATION

Dynamic Acquisition Inc. (the “Company”) was incorporated in the State of Delaware on August 28, 2008.  The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and for the Period
August 28, 2008 (Inception) to March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2009, the Company had working capital and stockholder’s equity of $976.  For the period August 28, 2008 (inception) to March 31, 2009, the Company incurred a net loss of $15,827.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and for the Period
August 28, 2008 (Inception) to March 31, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 31, 2009, the Company’s president and director (the “Stockholder”) forgave the rent of $750 for the period August 28, 2008 to December 31, 2008 and he will not charge any rent for the use of his business office going forward.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock. In September 24, 2008, the Company sold 1,000,000 shares of its common stock at a price of $.0001 per share, or $100 total, to the Stockholder.  As of March 31, 2009, 1,000,000 common shares are issued and outstanding. Up to March 31, 2009, the Stockholder made additional capital contributions to the Company of $16,703.  The Company is also authorized to issue 10,000,000 shares of preferred stock and none is issued and outstanding as of March 31, 2009.

NOTE 6 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2009, deferred tax assets consist of:

Net operating loss carryforward	$5,381
Less valuation allowance	(5,381)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $5,381 attributable to the future utilization of the $15,827 net operating loss carryforward as of March 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2028 and 2029 in the amounts of $9,076 and $6,751, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination").  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as
amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination.  The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements.  Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial  Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective as of January 1, 2008. This statement was adopted without effect on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, uponadoption of SFAS No. 141 (R) or SFAS No. 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board's amendments to Interim Auditing Standard, AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact, if any, this new standard will have on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

Item 4.  Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation  was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The principal executive officer is directly involved in the day-to-day operations of the Company.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

(a)  Not applicable.

(b)  Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits.

(a)	Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DYNAMIC ACQUISITION INC.

                               By:   /s/ Joseph Russo
                                        President, Chief Financial Officer

Dated: May 13, 2009

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Russo	Director	May 13, 2009
Joseph Russo