Form 10-Q
period 2009-06-30
Dynamic Acquisition Inc.
filed 2009-08-13
CIK 1451008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒         No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, par value $0.0001	1,000,000

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Balance Sheets

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$976	$976

Total current assets	976	976

Other assets	-	-

Total assets	$976	$976

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Payable to shareholder	$-	$750

Total current liabilities	-	750

Other liabilities	-	-

Total liabilities	-	750

Stockholder’s equity
Common stock, $.0001 par value: 100,000,000 shares
authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	19,051	9,202
Deficit accumulated during the development stage	(18,175)	(9,076)

Total stockholder’s equity	976	226

Total liabilities and stockholder’s equity	$976	$976

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Statements of Operations

	Three months ended June 30, 2009	Six months Ended June 30, 2009	Period August 28, 2008 (Inception) to June 30, 2009

Revenues	$-	$-	$-

Expenses
General and administrative	2,348	9,099	18,175

Total expenses	2,348	9,099	18,175

Net loss	$(2,348)	$(9,099)	$(18,175)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	1,000,000	1,000,000

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Statements of Cash Flows

	Six months ended June 30, 2009	Period August 28, 2008 (Inception) to June 30, 2009
Cash flows from operating activities:
Net loss	$(9,099)	$(18,175)

Net cash used in operating activities	(9,099)	(18,175)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	100
Capital contributions	9,849	19,051
Payable to shareholder	(750)	-

Net cash provided by financing activities	9,099	19,151

Net increase in cash	-	976

Cash and cash equivalents, beginning of period	976	-

Cash and cash equivalents, end of period	$976	$976

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2009 and for the Period
August 28, 2008 (Inception) to June 30, 2009

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2009 and for the Period
August 28, 2008 (Inception) to June 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2009, the Company had working capital and stockholder’s equity of $976.  For the period August 28, 2008 (inception) to June 30, 2009, the Company incurred a net loss of $18,175.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

DYNAMIC ACQUISTION INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2009 and for the Period
August 28, 2008 (Inception) to June 30, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 31, 2009, the Company’s president and director (the “Stockholder”) forgave the rent of $750 for the period August 28, 2008 to December 31, 2008 and he will not charge any rent for the use of his business office going forward.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock. In September 24, 2008, the Company sold 1,000,000 shares of its common stock at a price of $.0001 per share, or $100 total, to the Stockholder.  As of June 30, 2009, 1,000,000 common shares are issued and outstanding. Up to June 30, 2009, the Stockholder made additional capital contributions to the Company of $19,051.  The Company is also authorized to issue 10,000,000 shares of preferred stock and none is issued and outstanding as of June 30, 2009.

NOTE 6 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2009, deferred tax assets consist of:

Net operating loss carryforward	$6,180
Less valuation allowance	(6,180)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $6,180 attributable to the future utilization of the $18,172 net operating loss carryforward as of June 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2028 and 2029 in the amounts of $9,076 and $9,099, respectively.

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
President

Dated: August 11, 2009

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Russo	President	August 11, 2009
Joseph Russo